Form 10-K405
period 1998-12-31
CONTISECURITIES ASSET FUNDING CORP
filed 1999-03-31
CIK 917819

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                         Commission File number  33-339505
                                                ----------

                   ContiMortgage Home Equity Loan Trust 1998-4
            -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                                16-1547407
                                                                10-1547408
                 New York                                       16-1547409
-------------------------------------------------         ----------------------
       (State of other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                              14240-2599
----------------------------------------                  --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:          Name of each exchange on which registered:

              None                                   None
        --------------------          ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1998-4
                                      INDEX

                                                                            Page

PART 1  ...................................................................   3
    ITEM 1  - Business.....................................................   3
    ITEM 2  - Properties...................................................   3
    ITEM 3  - Legal Proceedings............................................   3
    ITEM 4  - Submission of Matters to a Vote of Security Holders..........   3

PART II  ..................................................................   3
    ITEM 5  - Market for Registrant's Common Stock and
              Related Stockholder Matters..................................   3
    ITEM 6  - Selected Financial Data......................................   3
    ITEM 7  - Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...............   4
    ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk...   4
    ITEM 8  - Financial Statements and Supplementary Data..................   4
    ITEM 9  - Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......................   4

PART III...................................................................   4
    ITEM 10 - Directors and Executive Officers of the Registrant...........   4
    ITEM 11 - Executive Compensation.......................................   4
    ITEM 12 - Security Ownership of Certain Beneficial
              Owners and Management........................................   4
    ITEM 13 - Certain Relationships and Related Transactions...............  12

PART IV ..................................................................   12
    ITEM 14 - Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.........................................   12

SIGNATURES   .............................................................   14
INDEX TO EXHIBITS ........................................................   15

                                     PART I

ITEM 1 - Business

         Not Applicable.

ITEM 2 - Properties

         Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1998-4 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated December 1, 1998, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholders

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-Certificates, and Class B Certificates, issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 4, 1999, there were holders of the Class A Certificates, and holders of the Class B Certificates.,

ITEM 6 - Selected Financial Data

         Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not applicable.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1998 was $.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 -   Directors and Executive Officers of the Registrant

            Not applicable.

ITEM 11 -   Executive Compensation

            Not applicable.

ITEM 12 -   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                        Amount Owned
                                                        ------------
         Name and Address                  All Dollar Amounts Are in Thousands
         ----------------                  -----------------------------------
                                                 Principal             Percent
                                                 ---------             -------

Class A - Certificates

Freddie Mac                                      $995,572                100%
8700 Jones Branch Drive
McLean, Virginia 22102

ITEM 13 -   Certain Relationships and Related Transactions

      None

                                   PART IV

ITEM 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) The following documents are filed as part of this report:

      1.    Financial Statements:

            Not applicable.

      2.    Financial Statement Schedules:

            Not applicable.

      3.    Exhibits:

               Exhibit No.                     Description
               -----------                     -----------

                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.

b)    Reports on Form 8-K.

1 reports on Form 8-K has been filed by the Issuer during the period covered by this report.


                                             Items Reported/Financial
Date of Report on Form 8-K                      Statements Filed

January 15, 1999                        Trustee's Monthly Report for the
                                        December Monthly Period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By: CONTISECURITIES ASSET FUNDING CORP.,
                                       AS DEPOSITOR


                                   By: /s/ Peter  Abeles
                                       --------------------------------------
                                   Name:  Peter Abeles
                                   Title: President


                                   By: /s/ Robert Riedl
                                       --------------------------------------
                                   Name:  Robert Riedl
                                   Title: Vice President, Secretary & Treasurer

Date:  March 31, 1999

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


      Exhibit No.                      Description
        99.1            Statement of Compliance of the Servicer.

        99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

        99.3            Annual compilation of Monthly Trustee's Statement.